Form 10-K
period 2001-12-31
JP MORGAN CHASE COMMERCIAL MORT SEC CORP SERIES 2001-CIBCI
filed 2002-04-01
CIK 1136857

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)	☒ Annual Report pursuant to Section 13 or 15(d) of
the Securities and Exchange Act of 1934
for fiscal year ended December 31, 2001
or
☐ Transition Report pursuant to Section 13 or 15(d)
of the Securities Exchange Act 1934
for the transaction period from to

Commission File Number: 333-87441

J.P. MORGAN CHASE COMMERCIAL MORTGAGE SECURITIES CORP.

(In Respect of MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2001-CIBC1

(Exact name of registrant as specified in its charter)

Delaware	04-355-93244
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

c/o State Street Bank and Trust Company
Corporate Trust Department
2 Avenue de Lafayette, 6th Floor
Boston, MA	02111
(Address of Principal Executive Offices)	Zip Code

(212) 648-4518
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐        No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Not Applicable.

Aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2001.

Not Applicable.

Number of shares of common stock outstanding as of December 31, 2001.

Not Applicable.

Registrant has not been involved in bankruptcy proceedings during the proceeding five years, and is not reporting as a corporate issuer.

The following documents are incorporated by reference into this Form 10-K.

None.

J.P. MORGAN CHASE COMMERCIAL MORTGAGE SECURITIES CORP.

MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2001-CIBC1

FORM 10-K

PART I

Item 1.    Business

This Annual Report on Form 10-K is being filed on behalf of J.P. Morgan Chase Commercial Mortgage Securities Corp. (the “Registrant”) by State Street Bank and Trust Company, solely in its capacity as trustee under a Pooling and Servicing Agreement dated as of March 1, 2001 (the “Pooling Agreement”) among the Registrant as depositor, GMAC Commercial Mortgage Corporation (“GMAC”) as master servicer (the “Master Servicer”), ORIX Real Estate Capital Markets, LLC (“ORIX”) as special servicer (the “Special Servicer”), and State Street Bank and Trust Company as trustee (the “Trustee”).  The Registrant has been informed that as of February 5, 2002, ORIX was replaced as the Special Servicer by the Directing Certificateholder (as identified below) under the Pooling Agreement and that GMAC has been serving as the replacement Special Servicer under the Pooling Agreement.  Capitalized terms used herein and not otherwise defined shall have the respective meanings ascribed to such terms in the Pooling Agreement.

Certain of the information contained herein has been supplied to the Trustee by third parties without independent review or investigation by the Trustee and no representation or warranty of any kind is made by the Trustee with respect to such information.

The information called for by this item is omitted as it is not applicable to the Trust Fund.  As used in this Annual Report on Form 10-K, “omitted” means that the response to the referenced item is omitted in reliance on the procedures outlined in numerous no-action letters issued by the Commission’s Staff with respect to substantially similar trusts or certificates.

Item 2.    Properties

Information regarding the Mortgaged Properties securing the Mortgage Loans has been set forth in the Prospectus Supplement relating to the Certificates.  The Trust Fund created under the Pooling Agreement has or will acquire title to real estate only upon default of the related mortgages under the Mortgage Loans.  The Trust Fund did not acquire any Mortgaged Property in connection with the foreclosure of a defaulted Mortgage Loan or otherwise.

The Annual Statement as to Compliance of GMAC as the Master Servicer required under the Pooling Agreement is annexed hereto as Exhibit 14(a)(1)(i).  The Annual Servicing Report of PricewaterhouseCoopers LLP, an independent public accountant, with respect to GMAC as the Master Servicer required under the Pooling Agreement is annexed hereto as Exhibit 14(a)(1)(ii).  The Annual Statement as to Compliance of ORIX as the Special Servicer required under the Pooling Agreement is annexed hereto as Exhibit 14(a)(1)(iii).  The Annual Servicing Report of Arthur Andersen LLP, an independent public accountant, with respect to ORIX as the Special Servicer required under the Pooling Agreement is annexed hereto as Exhibit 14(a)(1)(iv).

Item 3.    Legal Proceedings

The Registrant knows of no material pending legal proceedings involving either of (i) Mortgaged Properties or (ii) to the extent related to the Trust Fund, the Registrant, the Master Servicer, the Special Servicer or the Trustee with respect to the Trust Fund other than ordinary routine litigation, if any, incidental to any of such parties duties under the Pooling Agreement and not material when taken as a whole.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote or consent of the Holders of the Certificates during the period covered by this report.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

Presently, there is no established trading market for the Certificates known to the Registrant.  As of December 31, 2001, there are an aggregate of 82 registered holders of all Classes of the Registrant’s Mortgage Pass-Through Certificates, Series 2001-CIBC1, including direct participants of the Depository Trust Company (“DTC”) but excluding (except for the Class G, H, I, J, K, L, M, NR, X1, X2, R-I, R-II and R-III Certificates) Cede & Co., DTC’s nominee.  The computation of the approximate number of holders is based upon the number of individual participants in a security position listing of DTC as of December 31, 2001.

Information as to distributions to Certificateholders has been provided in the Registrant’s monthly Form 8-K filings with respect to the Certificates.

Item 6.    Selected Financial Data

Omitted.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Omitted.

Item 8.    Financial Statements and Supplementary Data

Omitted.

Item 9.             Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

The Registrant knows of no changes or disagreements with accountants on accounting and financial disclosure with respect to the pool or the Certificates.

Item 10.  Directors and Executive Officers of the Registrant

Omitted.

Item 11.  Executive Compensation

Omitted.

PART  III

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)               Information required by this item with respect to the security ownership of certain beneficial owners of the Certificates is annexed hereto as Exhibit 99.1.

(b)               Omitted.

(c)               As of December 31, 2001, the Registrant has been informed that the records of the Trustee reflect that the initial Directing Certificateholder is Allied Capital Corporation.  The Directing Certificateholder has the right to designate an entity to serve as Special Servicer under the Pooling Agreement and to advise the Special Servicer with respect to certain actions enumerated in the Pooling Agreement.  Reference is hereby made in all respects to the Pooling Agreement for a complete description of the rights and limitations of the Directing Certificateholder.

Item 13.    Certain Relationships and Related Transactions

Not Applicable.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements

(i)                                             The Annual Statement as to Compliance delivered by GMAC as Master Servicer under the Pooling Agreement is annexed hereto as Exhibit 14(a)(1)(i).

(ii)                                          The Annual Servicing Report of PricewaterhouseCoopers LLP, an independent public accountant, relating to master servicing by GMAC is annexed hereto as Exhibit 14(a)(1)(ii).

(iii)                                       The Annual Statement as to Compliance delivered by ORIX as Special Servicer under the Pooling Agreement is annexed hereto as Exhibit 14(a)(1)(iii).

(iv)                                      The Annual Servicing Report of Arthur Andersen LLP, an independent public accountant, relating to special servicing by ORIX is annexed hereto as Exhibit 14(a)(1)(iv).

(a)(2) Financial Statement Schedules

Omitted.

(a)(3) Exhibits

Unless otherwise indicated, the following exhibits required by Item 601 of Regulation S-K and previously furnished to the Commission as exhibits to a Report on Form 8-K, are incorporated into this Form 10-K by reference:

                                                                                                                                                4.             Pooling and Servicing Agreement dated as of March 1, 2001, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, GMAC as Master Servicer, ORIX Real Estate Capital Markets, LLC, as Special Servicer, and State Street Bank and Trust Company, as Trustee.

                                                Exhibit 99.1  *Security Ownership of Certain Beneficial Owners.

(b)                                 No reports on Form 8-K were filed with the Commission by or on behalf of the

Registrant with respect to the Certificates during the last quarter of the period covered by this report.  However, the following reports on Form 8-K covering the last quarter of the period covered by this report have since been filed with the Commission by or on behalf of the Registrant:

Report on Form 8-K filed January 2, 2002 (covering distributions on the Certificates in October and November 2001), reporting items 5 and 7.

Report on Form 8-K dated January 3, 2002 (covering distributions on the Certificates in December 2001), reporting items 5 and 7.

________________

*  Filed herewith

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 OF REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF SUCH ACT.

The Registrant has not sent an annual report or proxy material to the holders of its Certificates.  The Registrant will not be sending an annual report or proxy materials to the holders of its Certificates subsequent to the filing of this Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.P. MORGAN COMMERCIAL MORTGAGE FINANCE CORP. (IN RESPECT OF ITS MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2001-CIBC1)

Dated: April 1, 2002	By:	State Street Bank and Trust Company, solely in its capacity as Trustee of the Trust Fund for the Registrant’s Mortgage Pass-Through Certificates, Series 2001-CIBC1 and not individually

		By:	/s/ Daniel M. Scully, Jr.
Daniel M. Scully, Jr., Assistant Secretary

INDEX OF EXHIBITS

Exhibit No.	Description

14(a)(1)(i)	The Annual Statement as to Compliance delivered by GMAC, as Master Servicer.

14(a)(1)(ii)	Annual Independent Accountant’s Report of PricewaterhouseCoopers LLP, with respect to master servicing by GMAC.

14(a)(1)(iii)	Annual Statement as to Compliance by ORIX, as Special Servicer.

14(a)(1)(iv)	Annual Independent Accountant’s Servicing Report of Arthur Andersen LLP, with respect to special servicing by ORIX.

99.1	Security Ownership of Certain Beneficial Owners (with original principal balances).